Form 10-Q
period 2021-06-30
TURMERIC ACQUISITION CORP.
filed 2021-08-16
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).  Yes    ☒  No    ☐
As of August
16
, 2021, 10,190,500 Class A ordinary shares, par value $0.0001, and 2,443,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

TURMERIC ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
TURMERIC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$810,116	$1,196,877
Prepaid expenses	216,873	277,834

Total current assets	1,026,989	1,474,711
Investments held in Trust Account	97,753,711	97,750,790

Total Assets	$98,780,700	$99,225,501

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$58,615	$6,678
Accrued expenses	103,893	124,837
Due to related party	20,000	—

Total current liabilities	182,508	131,515
Derivative warrant liabilities	3,138,940	6,327,810
Deferred underwriting commissions	3,421,250	3,421,250

Total liabilities	6,742,698	9,880,575
Commitments and Contingencies
Class A ordinary shares; 8,703,800 and 8,434,492 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	87,038,000	84,344,920
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,486,700 and 1,756,008 shares issued and outstanding (excluding 8,703,800 and 8,434,492 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	149	176
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,443,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	244	244
Additional paid-in capital	5,217,414	7,910,466
Accumulated deficit	(217,805)	(2,910,880)

Total shareholders’ equity	5,000,002	5,000,006

Total Liabilities and Shareholders’ Equity	$98,780,700	$99,225,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$257,726	$438,715
Administrative fee—related party	30,000	60,000

Loss from operations	(287,726)	(498,715)
Change in fair value of derivative warrant liabilities	294,637	3,188,870
Net income earned on investments held in Trust Account	1,476	2,920

Net income (loss)	$8,387	$2,693,075

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	10,190,500	10,190,500

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	2,443,750	2,443,750

Basic and diluted net income per share, Class B, ordinary shares	$0.00	$1.1

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	1,756,008	$176	2,443,750	$244	$7,910,466	$(2,910,880)	$5,000,006
Shares subject to possible redemption	(268,469)	(27)	—	—	(2,684,663)	—	(2,684,690)
Net income	—	—	—	—	—	2,684,688	2,684,688

Balance - March 31, 2021 (unaudited)	1,487,539	149	2,443,750	244	5,225,803	(226,192)	5,000,004
Shares subject to possible redemption	(839)	(0)	—	—	(8,389)	—	(8,389)
Net income	—	—	—	—	—	8,387	8,387

Balance - June 30, 2021 (unaudited)	1,486,700	$149	2,443,750	$244	$5,217,414	$(217,805)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$2,693,075
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Net income earned on investments held in Trust Account	(2,920)
Change in fair value of derivative warrant liabilities	(3,188,870)
Changes in operating assets and liabilities:
Prepaid expenses	60,961
Accounts payable	51,937
Accrued expenses	(20,944)
Due to related party	20,000

Net cash used in operating activities	(386,761)

Net decrease in cash and cash equivalents	(386,761)
Cash and cash equivalents - beginning of the period	1,196,877

Cash and cash equivalents - end of the period	$810,116

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$2,693,080
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 28, 2020 (inception) through

June 30,

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
The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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
If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate a Business Combination within the Combination Period.
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
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Liquidity and capital resources
As of June 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $0.8 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $64,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal
Deposit
Insurance
Corporation coverage limit
of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
As of June 30, 2021 and December 31, 2020, the Company had $810,000 and $0 cash equivalents, respectively.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trad
i
ng securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net income earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These consist of:

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the unaudited condensed balance sheets.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, an aggregate of 8,703,800 and 8,434,492 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.
Net Income Per Ordinary Share
The Company’s unaudited condensed statements of operations includes a presentation of income per Class A ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net income per Class B ordinary share, basic and diluted, is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income

per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Account	$1,476	$2,920

Net income attributable to Class A ordinary shares	$1,476	$2,920
Denominator:
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	10,190,500	10,190,500

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator:
Net income	$8,387	$2,693,075
Less: Net ( income ) attributable to Class A ordinary shares	(1,476)	(2,920)

Net income attributable to Class B ordinary shares	$6,911	$2,690,155
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	2,443,750	2,443,750

Basic and diluted net income per share, Class B ordinary shares	$0.00	$1.10

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amo
u
nts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Note 4—Related Party Transactions
Founder Shares
On September 1, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 2,875,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On October 12, 2020, the Sponsor effected a surrender of 431,250 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 2,875,000 to 2,443,750. The Sponsor agreed to forfeit up to 318,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) after the Initial Public Offering. On September 25, 2020, the Sponsor transferred 25,000 Class B ordinary shares to each of the non-employee directors and 45,000 Class B ordinary shares to Matthew Roden, as Chairman, for $0.01 per share. On September 30, 2020, the Sponsor transferred 17,500 Class B ordinary shares to Vinay Bhaskar for $0.01 per share. On April 30, 2021, the Sponsor repurchased 17,500 shares from Dr. Bhaskar, for $0.01 per share, upon Dr. Bhaskar’s resignation as the Company’s Chief Operating Officer. The underwriters fully exercised the over-allotment option on October 20, 2020; thus, these Founder Shares are no longer subject to forfeiture.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Note was no longer
available.
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
Due to Related Party
As of June 30, 2021 and December 31, 2020, there were net amount of approximately $20,000 and $0 presented as Due to related party in current liabilities on the condensed balance sheets, respectively.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month.
The Company
incurred
 $30,000 and
 $60,000 in expenses in connection with services during the three and six months ended June 30, 2021, respectively, included
in administrative expenses – related party on the accompanying unaudited condensed statements of operations. As of June 30, 2021 and December 31, 2020
,

there was $20,000
and $0
balance outstanding included in due to related party on the accompanying condensed balance sheets
, respectively.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 3,258,333 Public Warrants and 138,500 Private Warrants outstanding.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 10,190,500

C
lass A ordinary shares issued and outstanding, including 8,703,800 and 8,434,492 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheets, respectively.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares—
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 1, 2020, the Company issued 2,875,000 Class B ordinary shares. On October 12, 2020, the Sponsor effected a surrender of 431,250 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 2,875,000 to 2,443,750. All shares and associated amounts have been retroactively restated to reflect the share surrender.
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
Note 8 — Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,753,711	$—	$—	$97,753,711
Liabilities:
Derivative warrant liabilities - Public warrants	2,997,670	—	—	2,997,670
Derivative warrant liabilities - Private warrants	—	—	141,270	141,270

Total fair value	$100,751,381	$—	$141,270	$100,892,651

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,750,790	$—	$—	$97,750,790
Liabilities:
Derivative warrant liabilities - Public warrants	6,060,500	—	—	6,060,500
Derivative warrant liabilities - Private warrants	—	—	267,310	267,310

Total fair value	$103,811,290	$—	$267,310	$104,078,600

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2021.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.89	$10.00
Option term (in years)	5.00	5.00
Volatility	17%	27%
Risk-free interest rate	0.87%	0.36%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$267,310
Change in fair value of derivative warrant liabilities	(124,650)

Level 3 derivative warrant liabilities at March 31, 2021	$142,660
Change in fair value of derivative warrant liabilities	(1,390)

Level 3 derivative warrant liabilities at June 30, 2021	$141,270

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

Results of Operations
Our entire activity from August 28, 2020 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net income of approximately $8,000, which consisted of a gain of approximately $295,000 from the change in fair value of derivative warrant liabilities and an approximately $1,000 net gain on investments held in Trust account, which was partially offset by approximately $258,000 in general and administrative expenses and approximately $30,000 in administrative expenses - related party.
For the six months ended June 30, 2021, we had net income of approximately $2.7 million, which consisted of a gain of approximately $3.2 million from the change in fair value of derivative warrant liabilities and an approximately $3,000 net gain on investments held in Trust account, which was partially offset by approximately $439,000 in general and administrative expenses and approximately $60,000 in administrative expenses – related party.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.8 million in its operating bank account and working capital of approximately $0.8 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the issuance of founder shares to our Sponsor, a loan of approximately $64,000 from our Sponsor (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.
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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form
10-K/A
filed by us with the SEC on June 17, 2021.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a15(e) and
15d-15(e)
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Amended Annual Report on Form
10-K/A
filed with the SEC on June 17, 2021. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Financial Statements” the Amended Annual Report on Form
10-K/A
filed with the SEC on June 17, 2021.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s Form
10-K
as filed with the SEC on June 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this August 16 day of August 2021.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
Name:	Luke Evnin
Title:	Chief Executive Officer