Form 10-Q
period 2021-09-30
TURMERIC ACQUISITION CORP.
filed 2021-11-15
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
15
, 2021, 10,190,500 Class A ordinary shares, par value $0.0001, and 2,443,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

TURMERIC ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for The Three and Nine Months Ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
TURMERIC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$647,545	$1,196,877
Prepaid expenses	162,000	277,834

Total current assets	809,545	1,474,711
Investments held in Trust Account	97,755,186	97,750,790

Total Assets	$98,564,731	$99,225,501

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable	$162,943	$6,678
Accrued expenses	274,706	124,837
Due to related party	30,430	—

Total current liabilities	468,079	131,515
Derivative warrant liabilities	2,343,820	6,327,810
Deferred underwriting commissions	3,421,250	3,421,250

Total Liabilities	6,233,149	9,880,575
Commitments and Contingencies
Class A ordinary shares; 9,775,000 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	97,750,000	97,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 415,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	42	42
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,443,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	244	244
Additional paid-in capital	—	—
Accumulated deficit	(5,418,704)	(8,405,360)

Total Shareholders’ Deficit	(5,418,418)	(8,405,074)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$98,564,731	$99,225,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From August 28, 2020 (inception) through September 30, 2020
General and administrative expenses	$473,015	$911,730	$56,805
Administrative fee - related party	30,000	90,000	—

Loss from operations	(503,015)	(1,001,730)	(56,805)
Change in fair value of derivative warrant liabilities	795,120	3,983,990	—
Net income earned on investments held in Trust Account	1,476	4,396	—

Net income (loss)	$293,581	$2,986,656	$(56,805)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	10,190,500	10,190,500	—

Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.24	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	2,443,750	2,443,750	2,125,000

Basic and diluted net income (loss) per share, Class B, ordinary shares	$0.02	$0.24	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	415,500	$42	2,443,750	$244	$—	$(8,405,360)	$(8,405,074)
Net income	—	—	—	—	—	2,684,688	2,684,688

Balance - March 31, 2021 (unaudited)	415,500	42	2,443,750	244	—	(5,720,672)	(5,720,386)
Net income	—	—	—	—	—	8,387	8,387

Balance - June 30, 2021 (unaudited)	415,500	42	2,443,750	244	—	(5,712,285)	(5,711,999)
Net income	—	—	—	—	—	293,581	293,581

Balance - September 30, 2021 (unaudited)	415,500	$42	2,443,750	$244	$—	$(5,418,704)	$(5,418,418)

	For the Period from August 28, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to Sponsor	—	—	2,443,750	244	24,756	—	25,000
Net loss	—	—	—	—	—	(56,805)	(56,805)

Balance - September 30, 2020 (unaudited)	—	$—	2,443,750	$244	$24,756	$(56,805)	$(31,805)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 28, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,986,656	$(56,805)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under note payable	—	23,500
Net income earned on investments held in Trust Account	(4,396)	—
Change in fair value of derivative warrant liabilities	(3,983,990)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	115,834
Accounts payable	156,265	—
Accrued expenses	149,869	8,305
Due to related party	30,430	—

Net cash used in operating activities	(549,332)	—

Net decrease in cash and cash equivalents	(549,332)	—
Cash and cash equivalents - beginning of the period	1,196,877	—

Cash and cash equivalents - end of the period	$647,545	$—

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$39,496
Offering costs included in accrued expenses	$—	$261,975
Offering costs included in note payable	$—	$40,677
The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note

1-Description

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 28, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on June 17, 2021.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2021, the Company had approximately $648,000 in its operating bank account and working capital of approximately $342,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $64,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Summary
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
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all outstanding Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480 in paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its outstanding Public Shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its outstanding Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The change in the carrying value of the Class A ordinary shares subject to redemption at the Initial Public Offering resulted in a decrease of approximately $5.3 million in additional paid-in
capital and an increase of approximately $5.5 million to accumulated deficit, as well as a reclassification of 1,082,042 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on October 26, 2020 and previously issued financial statements included in Form
10-Qs
and Form
10-K/A
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the balance sheets as of October 2
0
, 2020 and December 31, 2021 and the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $10.8 million, $13.4 million, $10.7 million and
$
10.7 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had $648,000 and $0 cash equivalents, respectively.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net income earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 9,775,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 3,396,833 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from August 28, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$236,796	$56,785	$2,408,969	$577,687
Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,190,500	2,443,750	10,190,500	2,443,750

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.24	$0.24

	For the Period From August 28, 2020 (inception) through September 30, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(56,805)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	2,125,000

Basic and diluted net loss per ordinary share:	$—	$(0.03)

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
3-Initial
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
4-Related
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
Related Party Loans
On September 1, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $89,000 under the Note and repaid in full on October 20, 2020. As of September 30, 2021, the Note was no longeravailable.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
Due to Related Party
As of September 30, 2021 and December 31, 2020, there were net amount of approximately $30,000 and $0 presented as Due to related party in current liabilities on the condensed balance sheets, respectively.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred $30,000, $90,000 and $0 in expenses in connection with services during the three and nine months ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020, respectively, included in administrative expenses—related party on the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, there was $30,000 and $0 balance outstanding included in due to related party on the accompanying condensed balance sheets, respectively.

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
Note
5-Commitments
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 - Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 2020, the Company had 3,258,333 Public Warrants and 138,500 Private Warrants outstanding.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 9,775,000 Class A ordinary shares subject to possible redemption.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$97,750,000
Less:
Fair value of Public Warrants at issuance	(3,812,250)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,698,513)
Plus:
Accretion of carrying value to redemption value	9,510,763

Class A ordinary share subject to possible redemption	$97,750,000

Note
8-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of Septemebr 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 10,190,500 Class A ordinary shares issued and outstanding, of which 9,775,000 shares were subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheets. See Note 7.
Class
 B Ordinary Shares-
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
Note 9 - Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,755,186	$—	$—	$97,755,186
Liabilities:
Derivative warrant liabilities - Public warrants	2,248,250	—	—	2,248,250
Derivative warrant liabilities - Private warrants	—	—	95,570	95,570

Total fair value	$100,003,436	$—	$95,570	$100,099,006

				—

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,750,790	$—	$—	$97,750,790
Liabilities:
Derivative warrant liabilities - Public warrants	6,060,500	—	—	6,060,500
Derivative warrant liabilities - Private warrants	—	—	267,310	267,310

Total fair value	$103,811,290	$—	$267,310	$104,078,600

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.79	$10.00
Option term (in years)	5.00	5.00
Volatility	13%	27%
Risk-free interest rate	0.98%	0.36%

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$267,310
Change in fair value of derivative warrant liabilities	(124,650)

Level 3 derivative warrant liabilities at March 31, 2021	$142,660
Change in fair value of derivative warrant liabilities	(1,390)

Level 3 derivative warrant liabilities at June 30, 2021	$141,270
Change in fair value of derivative warrant liabilities	(45,700)

Level 3 derivative warrant liabilities at September 30, 2021	$95,570

Note
10-Subsequent
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
Results of Operations
Our entire activity from August 28, 2020 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $294,000, which consisted of a gain of approximately $795,000 from the change in fair value of derivative warrant liabilities and an approximately $1,500 net income on investments held in Trust account, which was partially offset by approximately $473,000 in general and administrative expenses and approximately $30,000 in administrative expenses—related party.
For the nine months ended September 30, 2021, we had net income of approximately $3.0 million, which consisted of a gain of approximately $4.0 million from the change in fair value of derivative warrant liabilities and an approximately $4,400 net income on investments held in Trust account, which was partially offset by approximately $912,000 in general and administrative expenses and approximately $90,000 in administrative expenses—related party.
For the period from August 28, 2020 (inception) through September 30, 2020, we had a net loss of approximately $57,000 consisting solely of general and administrative expenses.
Liquidity and Going Concern
As of September 30, 2021, we had approximately $648,000 in its operating bank account and working capital of approximately $342,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the issuance of founder shares to our Sponsor, a loan of approximately $64,000 from our Sponsor (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 20, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
Name:	Luke Evnin
Title:	Chief Executive Officer