Form 10-K/A
period 2020-12-31
TURMERIC ACQUISITION CORP.
filed 2022-03-17
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No.2)

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
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
References throughout this Amendment No.2 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to Turmeric Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 2 to the Annual Report on Form
10-K/A
(the “Report”) amends the Amendment No. 1 to the Annual Report on Form
10-K/A
of Turmeric Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 17, 2021 (the “Original Filing”).
In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021 (the “Q3 Form
10-Q”),
the Company concluded it should revise its previously filed financial statements to classify all Class A ordinary shares subject to possible redemption (“Public Shares”) in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to possible redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total shareholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Originally, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously issued financial statements in Note 2 to its Q3 Form
10-Q.
However, upon further consideration of the material nature of the changes, the Company determined the change in classification of the Class A ordinary shares subject to redemption and change to its presentation of earnings per share is material quantitatively and the Company should restate its previously issued financial statements
After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on February 23, 2022, the

Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 20, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form
10-K,
as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 17, 2021 (“2020 Form
10-K/A
No. 1”), (ii) audited financial statements included in the 2020 Form
10-K/A
No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form
10-Q
(collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form
10-K/A
for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020

Form
10-K/A
No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021, and a restated Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form
10-Q,
will be amended in the Company’s Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Amended Q3 Form
10-Q”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Amended Q3 Form
10-Q.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
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
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form
10-K
of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2, and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.
We have not amended our previously filed Quarterly Report on Form
10-Q
for the period affected by the restatement or our previously filed balance sheet, dated October 20, 2020, on Form
8-K.
This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

We intend to seek to acquire a business that we believe is:

•
Built on breakthrough science
. We intend to seek a target business with fundamental scientific data that indicate a drug candidate or platform has high potential to generate a differentiated therapeutic for patients suffering from serious or life-threatening medical conditions.

•
Led by a strong management team
. We seek to identify companies that are managed by experienced existing management teams. We will also work with teams where we can supplement their capabilities with the proven operating talents of our executive team and board of directors.

•
Developing
first-in-class
or
best-in-class
therapeutics that carry a competitive advantage
. We plan to identify targets whose investigational medicines address a major unmet medical need with potential to make a dramatic impact on the treatment paradigm for patients. We are focused on drug candidates which address large and rapidly growing markets.

•
Exploiting a significant embedded growth opportunity
. We believe our team is well positioned to identify emerging innovation and value that has been underappreciated by the market. The ideal target will have a well-defined path to value creation and has the potential to deliver on clinical milestones that will enable the market to recognize value. We will screen both pre-clinical
and clinical stage companies to identify the ideal target. TAC’s team has significant experience in evaluating programs and companies across this continuum and across a wide range of technologies.

•
Prioritizing platforms and pipeline companies
. We seek to create multiple shots on goal to diversify risk and, where appropriate, create opportunities for partnering to expand the range of programs being pursued to POC.

•
Offering attractive risk-reward equity returns
. We intend to capitalize the combined company to amply support an efficient and rapid plan to create value typically based on the demonstration of clinical POC. We seek targets that offer substantial growth opportunities while mitigating risk through asset diversification and through focused, data-driven clinical development strategies. We will target opportunities where the net proceeds from the Initial Public Offering plus any potential concurrent private placement should be adequate to fund the target company through key clinical POC trials.

•
A strong candidate for strategic exit
. We plan to leverage our deep relationships with large pharmaceutical companies and knowledge of their strategies to define a development path for our target company’s programs that maximizes its attractiveness to strategic partners and acquirors. Moreover, our management team and Directors have extensive experience in developing emerging public biotech companies and in executing M&A transactions.

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
Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from August 28, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in the First Amended Filing.”
As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation
of the Company’s application of ASC
480-10-S99-3A
to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report. As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3,
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
In this Report, we are restating our audited financial statements as of December 31, 2020, our audited financial statements for the period from August 28, 2020 (inception) to December 31, 2020 and the audited balance sheet issued in connection with our initial public offering on October 20, 2020.
In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within our control require shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.
After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on February 23, 2022, the
management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued (i) audited balance sheet as of October 20, 2020 (the “Post IPO Balance Sheet”), as previously revised in our Annual Report on Form
10-K,
as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 17, 2021 (“2020 Form
10-K/A
No. 1”), (ii) audited financial statements included in the 2020 Form
10-K/A
No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (iv) unaudited interim financial statements included our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in this Form
10-K/A
for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form
10-K/A
No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in our Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form
10-Q”).
The restatement does not have an impact on our cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Report.
We have not amended our previously filed Form
8-K
for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $97.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations,until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 9,775,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We do not consider the effect warrants sold in the Initial Public Offering and the Private Placement, an aggregate of 3,396,833 warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 28, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 20, 2020 and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis
Disclosure controls are procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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
Matthew Roden, Ph.D.
, serves as Chairman of our board of directors. Dr. Roden has accumulated broad experience across the healthcare ecosystem, having served as a senior leader in a large biopharma company, having led biotechnology research in the equity capital markets, and honing his scientific foundation as an immunologist and structural biologist. Dr. Roden currently serves as President and Chief Executive Officer of Aktis Oncology as well as an Executive Partner at MPM Capital. He also serves on the Board of Directors of iTeos Therapeutics (NASDAQ: ITOS), Aktis Oncology and NextPoint Therapeutics. From 2019-2020, Dr. Roden was Senior Vice President and Head of Enterprise Strategy at Bristol Myers Squibb (BMS). In this role, Dr. Roden delivered the inaugural strategic plan for the combined
BMS-Celgene
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
David Meeker, M.D.
, is a member of our board of directors. Dr. Meeker is a successful executive leading commercial and drug development organizations with expertise in the launch of new medicines for rare disease. Dr. Meeker is the CEO and Chairman of Rhythm Pharmaceuticals (NASDAQ: RYTM), an MPM portfolio company. Formerly, Dr. Meeker served as President and CEO of KSQ Therapeutics and, previously, the Executive Vice President and CEO of Genzyme, a Sanofi company focused on rare diseases, multiple sclerosis, oncology and immunology.
Dr. Meeker joined Genzyme in 1994 as Medical Director and served as the Vice President of Medical Affairs, COO, and CEO. He led Genzyme’s commercial organization and global market access functions and managed the launch of several treatments for rare genetic diseases, including Aldurazyme
®
, Fabrazyme
®
and Myozyme
®
. Additionally, Dr. Meeker serves as Chairman of the Board for Trevi Therapeutics as well as a board member for precision cardiovascular company Myokardia. Prior to his tenure with Genzyme, he was Director of the Pulmonary Critical Care Fellowship at the Cleveland Clinic and an Assistant Professor of Medicine at Ohio State University. Dr. Meeker earned his M.D. from the University of Vermont Medical School and completed the advanced management program at Harvard Business School.
We believe Dr. Meeker’s broad operational and transactional experience particularly in rare diseases make him well qualified to serve as a member of our board of directors.
Andrew Robbins, M.B.A.
, is a member of our board of directors. Mr. Robbins is an accomplished executive with extensive commercial, development and strategic leadership experience during a
20-year
career in the pharmaceutical industry, with a specific focus on oncology and hematology products. Since October 2020, he has served as the Chief Executive Officer and President of Cognet Biosciences. Inc. Prior to this, he served at Array Biopharma as the Chief Operating Officer until its acquisition by Pfizer in 2019. Prior to joining Array in 2012, Mr. Robbins held management positions at Hospira, Inc., a global pharmaceutical and medical device company. Prior to January 2007, he held commercial and leadership positions within Pfizer’s oncology division. Additionally, Mr. Robbins served on the boards of directors of Fate Therapeutics, Cytograft Tissue Engineering and StemCor Systems. Mr. Robbins holds an MBA from the Kellogg School of Management, Northwestern University and a bachelor’s degree from Swarthmore College.
We believe Mr. Robbins’ broad operational and transactional experience particularly in oncology make him well qualified to serve as a member of our board of directors.
Mitchell H. Finer, Ph.D.
, is a member of our board of directors. For three decades, Dr. Finer has focused on drug development utilizing the novel platforms of cell and gene therapy, cancer immunotherapy and regenerative medicine, and he has held several senior leadership roles in companies developing these therapies. Dr. Finer is the Chief Scientific Officer of ElevateBio and the President of ElevateBio BaseCamp as well as an Executive Partner at MPM Capital. Prior to joining MPM as an Executive Partner, Dr. Finer was the CSO of bluebird bio. While at MPM, he has been instrumental in founding and building several companies including founder and Chairman of Oncorus (NASDAQ: ONCR) and founder and the former CEO of CODA Biotherapeutics. Dr. Finer serves on several company boards, including CODA, ElevateBio, and Oncorus. He has also served as CEO of Intracel Corporation and Genteric, Vice President Research for Cell Genesys and the Gencell division of Aventis Pharma (now Sanofi) and Senior Vice President of Development at Novacell (now Viacyte). Dr. Finer also successfully co-founded
a retinal disease gene therapy company Avalanche Biotechnologies (now Adverum Biotechnologies). He has been named inventor on 15 issued U.S. patents in the field of engineered proteins, cells and viruses in the fields of gene therapy of orphan disease, regenerative medicine and immune oncology. Dr. Finer received his Ph.D. in Biochemistry and Molecular Biology from Harvard University and a B.S. in Biochemistry and Microbiology from the University of California at Berkeley. He completed a post-doctoral fellowship at the Whitehead Institute for Biomedical Research at the Massachusetts Institute of Technology.
We believe Dr. Finer’s broad operational and transactional experience make him well qualified to serve as a member of our board of directors
Pablo Cagnoni, M.D.
, is a member of our board of directors. Dr. Cagnoni has spent the last two decades earning a reputation as a leader in industrial oncology clinical development and company building. He has played a key role in the development, approval and commercialization of more than 20 life-changing treatments, including Afinitor
®
, Kyprolis
®
and Tarceva
®
.
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
Luke Evnin, Ph.D.
, serves our Chief Executive Officer. Dr. Evnin has more than 30 years of experience in healthcare investing, and is co-founder
and Managing Director of MPM Capital. Dr. Evnin
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
Todd Foley, M.B.A.
, serves as our President. Mr. Foley is an experienced biotech investor and executive and is a Managing Director at MPM Capital. He currently serves as Chairman of Aktis Oncology and a board member of Chiasma (NASDAQ: CHMA), CODA Biotherapeutics, Entrada Therapeutics, Iconic Therapeutics, Repare Therapeutics (NASDAQ: RPTX), Rhythm Pharmaceuticals (NASDAQ: RYTM), and Tetherex Pharmaceuticals, all MPM portfolio companies. Mr. Foley’s successful exits include Semma Therapeutics, a potentially curative diabetes cell-therapy company founded by MPM and Doug Melton at Harvard, which was acquired by Vertex for $950 million in 2019 in one of the largest ever preclinical M&A deals. He guided Selexys Pharmaceuticals, as the only institutional investor and director, to a successful acquisition by Novartis for $665 million in 2016; Novartis launched the Selexys drug, Adakveo
™
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
Ed Hurwitz, J.D., M.B.A.
, serves as our Chief Financial Officer. Mr. Hurwitz is an accomplished biotech executive and investor, and is a Managing Director at MPM Capital. Mr. Hurwitz serves as Chairman of MPM portfolio companies BioIntervene and Rekindle Therapeutics and on the boards of Dyne Therapeutics (NASDAQ: DYN), Recode Therapeutics and Protego Biosciences, all MPM portfolio companies.
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
Vinay Bhaskar, Ph.D.
, serves as our Chief Operating Officer. Dr. Bhaskar is a Partner at MPM Capital, where he is responsible for investment identification, due diligence and business development. Dr Bhaskar recently served as startup COO of Werewolf Therapeutics and is currently a board member of MPM portfolio companies Amphivena Therapeutics and Tizona Therapeutics.
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

	Class B ordinary shares (2)			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control

Turmeric Management, LLC (our sponsor) (3)	2,281,250		99.4%	415,500	4.1%	21.3%
Sculptor Capital LP (4)	—		—	533,197	5.2%	4.2%
Glazer Capital, LLC (5)	—		—	590,418	5.8%	4.7%
Matthew Roden	45,000		1.8%	—	—	*
David Meeker	25,000		1.0%	—	—	*
Andrew Robbins	25,000		1.0%	—	—	*
Mitchell Finer	25,000		1.0%	—	—	*
Pablo Cagnoni	25,000		1.0%	—	—	*
Luke Evnin	2,281,250	(3)	99.4%	415,500	4.1%	21.3%
Todd Foley	—		—	—	—	—
Ed Hurwitz	—		—	—	—	—
Vinay Bhaskar	17,500		*	—	—	*
All officer and directors as a group (9 individuals)	2,443,750		100.0%	415,500	4.1%	22.6%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our shareholders is 450 Kendall Street, Cambridge, Massachusetts 02142.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from August 28, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $85,490.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from August 28, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the period from August 28, 2020 (inception) through December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the period from August 28, 2020 (inception) through December 31, 2020.
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2022.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
Name: Luke Evnin
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K/A
has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Luke Evnin Luke Evnin	Chief Executive Officer (Principal Executive Officer)	March 17, 2022

/s/ Ed Hurwitz Ed Hurwitz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2022

/s/ Andrew Robbins Andrew Robbins	Director	March 17, 2022

/s/ David Meeker David Meeker	Director	March 17, 2022

/s/ Mitchell H. Finer Mitchell H. Finer	Director	March 17, 2022

/s/ Pablo Cagnoni Pablo Cagnoni	Director	March 17, 2022

/s/ Matthew Roden Matthew Roden	Chairman and Director	March 17, 2022

TURMERIC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Opinion on the Financial Statements
We have audited the accompanying balance sheet of (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from August 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
June 16, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 17, 2022.

TURMERIC ACQUISITION CORP.
BALANCE SHEET
As Restated – See Note 2
December 31, 2020

December 31, 2020
Assets
Current assets
Cash	$1,196,877
Prepaid expenses	277,834

Total current assets	1,474,711
Cash held in Trust Account	97,750,790

Total Assets	$99,225,501

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable	$6,678
Accrued expenses	124,837

Total current liabilities	131,515
Derivative warrant liabilities	6,327,810
Deferred underwriting commissions	3,421,250

Total liabilities	9,880,575
Commitments and Contingencies
Class A ordinary shares; 9,775,000 shares subject to possible redemption at $10.00 per share	97,750,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	42
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,443,750 shares issued and outstanding	244
Additional paid-in capital	—
Accumulated deficit	(8,405,360)

Total shareholders’ deficit	(8,405,074)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$99,225,501

The accompanying notes are an integral part of these financial statements

TURMERIC ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
As Restated – See Note 2

Operating expenses:
General and administrative expenses	$306,671
Administrative fee—related party	30,000

Total operating expenses	(336,671)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(2,352,130)
Financing cost—derivative warrant liabilities	(222,869)
Net gain from investments held in Trust Account	790

Net loss	(2,910,880)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	6,097,594

Basic and diluted net loss per share, Class A ordinary shares	$(0.35)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	2,315,727

Basic and diluted net loss per share, Class B, ordinary shares	$(0.35)

The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
As Restated – See Note 2
FOR THE PERIOD FROM AUGUST 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,443,750	244	24,756	—	25,000
Sale of private placement shares to Sponsor	415,500	42	—	—	3,991,528	—	3,991,570
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,016,284)	(5,494,480)	(9,510,764)
Net loss	—	—	—	—	—	(2,910,880)	(2,910,880)

Balance—December 31, 2020 (restated)	415,500	$42	2,443,750	$244	$—	$(8,405,360)	$(8,405,074)

The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
STATEMENT OF CASH FLOWS
As Restated – See Note 2
FOR THE PERIOD FROM AUGUST 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,910,880)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under note payable	23,500
Net gain from investments held in Trust Account	(790)
Change in fair value of derivative warrant liabilities	2,352,130
Financing cost—derivative warrant liabilities	222,869
Changes in operating assets and liabilities:	—
Prepaid expenses	(277,834)
Accounts payable	6,678
Accrued expenses	79,837

Net cash used in operating activities	(479,490)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(97,750,000)

Net cash used in investing activities	(97,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(88,747)
Proceeds received from initial public offering, gross	97,750,000
Proceeds received from private placement, gross	4,155,000
Offering costs paid	(2,389,886)

Net cash provided by financing activities	99,426,367

Net increase in cash	1,196,877
Cash—beginning of the period	—

Cash—end of the period	$1,196,877

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$45,000
Deferred underwriting commissions	$3,421,250
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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from August 28, 2020 (inception) through December 31, 2020 and as of October 20, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form
10-K/A
(Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Class A ordinary shares subject to redemption and the change to its presentation of earnings per share in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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
Based on the foregoing, management has determined that the amount of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022.
Note 2 —Restatement of previously issued financial statements
In connection with the change in presentation of Class A ordinary shares subject to possible redemption, the Company concluded it should restate its previously filed financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial losses statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of October 20, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form
10-K,
as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 17, 2021 (“2020 Form
10-K/A
No. 1”); (ii) audited financial statements included in the 2020 Form
10-K/A
No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form
10-K/A
for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form
10-K/A
No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form
10-Q”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	84,344,920	13,405,080	97,750,000
Preference shares	—	—	—
Class A ordinary shares	176	(134)	42
Class B ordinary shares	244	—	244
Additional paid-in capital	7,910,466	(7,910,466)	—
Accumulated deficit	(2,910,880)	(5,494,480)	(8,405,360)

Total shareholders’ equity (deficit)	$5,000,006	$(13,405,080)	$(8,405,074)
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from August 28, 2020 (inception) through December 31, 2020:

For The Period From August 28, 2020 (inception) through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Value of Class A ordinary shares subject to possible redemption	$86,929,580	$(86,929,580)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(2,584,660)	$2,584,660.00	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from August 28, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1		Adjustment	As Restated
For the period From August 28, 2020 (Inception) Through December 31, 2020
Net loss	$(2,910,880)		$—	$(2,910,880)
Weighted average shares outstanding - Class A ordinary shares	10,190,500		(4,092,906)	6,097,594
Basic and diluted loss per share - Class A ordinary shares	$—		$(0.35)	$(0.35)
Weighted average shares outstanding - Class B ordinary shares	2,315,727		—	2,315,727
Basic and diluted loss per share - Class B ordinary shares		$(1.26)	$0.91	$(0.35)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of October 20, 2020:

As of October 20, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	86,929,580	10,820,420	97,750,000
Preference shares	—	—	—
Class A ordinary shares	150	(108)	42
Class B ordinary shares	244	—	244
Additional paid-in capital	5,305,833	(5,305,833)	—
Accumulated deficit	(306,217)	(5,514,479)	(5,820,696)

Total shareholders’ equity (deficit)	$5,000,010	$(10,820,420)	$(5,820,410)

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption to shareholders’ equity upon the completion of the Initial Public Offering. The Company classified deferred underwriting commissions as non-current,
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 9,775,000Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
Net Income (Loss) Per Ordinary Share
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 3,396,833 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the for the period from August 28, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Period From August 28, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(2,109,674)	$(801,206)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,097,594	2,315,727

Basic and diluted net loss per ordinary share	$(0.35)	$(0.35)

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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Public Shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 9,775,000 shares of Class A ordinary shares subject to possible redemption.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$97,750,000
Less:
Fair value of Public Warrants at issuance	(3,812,250)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,698,513)
Plus:
Accretion of carrying value to redemption value	9,510,763

Class A ordinary share subject to possible redemption	$97,750,000

Note 9—Shareholders’ Deficit
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020 there were 10,190,500 Class A ordinary shares issued and outstanding, including 9,775,000 Class A ordinary shares subject to possible redemption and classified in temporary equity (see Note 8).
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
Note 10—Fair value Measurements
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities — Public warrants	$6,060,500	$—		$6,060,500
Derivative warrant liabilities — Private warrant			267,310	267,310

Total fair value	$6,060,500	$—	$267,310	$6,327,810

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

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 with respect to the restatements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.