Form 10-Q/A
period 2021-09-30
TURMERIC ACQUISITION CORP.
filed 2022-03-17
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q/A
Amendment No. 1

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
March 17,
2022
, 10,190,500 Class A ordinary shares, par value $0.0001, and 2,443,750

Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Turmeric Acquisition Corp. unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Turmeric Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On November 15, 2021, the Company filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption (“Public Shares”) issued as part of the units sold in the Company’s initial public offering (“IPO”) on October 20, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation of Public Shares, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
Originally, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on February 23, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) audited balance sheet as of October 20, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form
10-K,
as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 17, 2021 (“2020 Form
10-K/A
No. 1”), (ii) audited financial statements included in the 2020 Form
10-K/A
No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021 (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings (loss) per share on a pro rata basis, and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in a Form
10-K/A,
Amendment No. 2, for the
Post-IPO
Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form
10-Q/A.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

TURMERIC ACQUISITION CORP.
Quarterly Report on Form
10-Q/A
Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for The Three and Nine Months Ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures (as restated)	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

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

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	415,500	$42	2,443,750	$244	$—	$(8,405,360)	$(8,405,074)
Net income	—	—	—	—	—	2,684,688	2,684,688
Balance - March 31, 2021 (unaudited), as restated (See Note 2)	415,500	42	2,443,750	244	—	(5,720,672)	(5,720,386)
Net income	—	—	—	—	—	8,387	8,387
Balance - June 30, 2021 (unaudited), as restated (See Note 2)	415,500	42	2,443,750	244	—	(5,712,285)	(5,711,999)
Net income	—	—	—	—	—	293,581	293,581

Balance - September 30, 2021 (unaudited)	415,500	$42	2,443,750	$244	$—	$(5,418,704)	$(5,418,418)

	For the Period from August 28, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders ’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to Sponsor	—	—	2,443,750	244	24,756	—	25,000
Net loss	—	—	—	—	—	(56,805)	(56,805)

Balance - September 30, 2020 (unaudited)	—	$—	2,443,750	$244	$24,756	$(56,805)	$(31,805)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 28, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,986,656	$(56,805)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under note payable	—	23,500
Net income earned on investments held in Trust Account	(4,396)	—
Change in fair value of derivative warrant liabilities	(3,983,990)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	115,834
Accounts payable	156,265	—
Accrued expenses	149,869	8,305
Due to related party	30,430	—

Net cash and cash equivalents used in operating activities	(549,332)	—

Net decrease in cash and cash equivalents	(549,332)	—
Cash and cash equivalents - beginning of the period	1,196,877	—

Cash and cash equivalents - end of the period	$647,545	$—

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$39,496
Offering costs included in accrued expenses	$—	$261,975
Offering costs included in note payable	$—	$40,677
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

Note
2-Summary
of Significant Accounting Policies (As Restated)
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
Restatement of
Previously Reported Financial Statements
Subsequent to the Company’s Form
10-Q
for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
 $5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report.
The change in the carrying value of the Public Shares at March 31, 2021 resulted in a reclassification of approximately 1.1 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$99,039,224	$—	$99,039,224
Total liabilities	$7,009,610	$—	$7,009,610
Class A ordinary shares subject to possible redemption	87,029,610	10,720,390	97,750,000
Preference shares	—	—	—
Class A ordinary shares	149	(107)	42
Class B ordinary shares	244	—	244
Additional paid-in capital	5,225,803	(5,225,803)	—
Accumulated deficit	(226,192)	(5,494,480)	(5,720,672)
Total shareholders’ equity (deficit)	$5,000,004	$(10,720,390)	(5,720,386)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$99,039,224	$—	$99,039,224
The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(2,684,690)	$2,684,690	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$98,780,700	$—	$98,780,700
Total liabilities	$6,742,698	$—	$6,742,698
Class A ordinary shares subject to possible redemption	87,038,000	10,712,000	97,750,000
Preference shares	—	—	—
Class A ordinary shares	149	(107)	42
Class B ordinary shares	244	—	244
Additional paid-in capital	5,217,414	(5,217,414)	—
Accumulated deficit	(217,805)	(5,494,479)	(5,712,284)

Total shareholders’ equity (deficit)	$5,000,002	$(10,712,000)	$(5,711,998)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$98,780,700	$—	$98,780,700

The Company’s condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$2,693,080	$(2,693,080)	$—
In connection with the change in presentation of Public Shares, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021
Net income	$2,684,688	$—	$2,684,688
Weighted average shares outstanding - Class A ordinary shares	10,190,500	—	10,190,500
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.21	$0.21
Weighted average shares outstanding - Class B ordinary shares	2,443,750	—	2,443,750
Basic and diluted earnings per share - Class B ordinary shares	$1.10	$(0.89)	$0.21

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021
Net income	$8,387	$—	$8,387
Weighted average shares outstanding - Class A ordinary shares	10,190,500	—	10,190,500
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.00	$0.00
Weighted average shares outstanding - Class B ordinary shares	2,443,750	—	2,443,750
Basic and diluted earnings per share - Class B ordinary shares	$—	$0.00	$0.00

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021
Net income	$2,693,075	$—	$2,693,075
Weighted average shares outstanding - Class A ordinary shares	10,190,500	—	10,190,500
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.21	$0.21
Weighted average shares outstanding - Class B ordinary shares	2,443,750	—	2,443,750
Basic and diluted earnings per share - Class B ordinary shares	$1.10	$(0.89)	$0.21

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $
250,000
. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

1
2

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

1
4

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
Related Party Loans
On September 1, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $89,000 under the Note and repaid in full on October 20, 2020. As of September 30, 2021, the Note was no longer available.
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
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred $30,000, $90,000 and $0 in expenses in connection with services during the three and nine months ended September 30, 2021, and for the period from August 28, 2020 (inception) through September 30, 2020, respectively, included in administrative expenses
-
related party on the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, there was $30,000 and $0 balance outstanding included in due to related party on the accompanying condensed balance sheets, respectively.

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

1
6

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
Note 6—Derivative Warrant Liabilities
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

1
7

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
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 9,775,000 Class A ordinary shares subject to possible redemption.
1
8

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

1
9

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
10-Q/A
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
For the three months ended September 30, 2021, we had net income of approximately $294,000, which consisted of a gain of approximately $795,000 from the change in fair value of derivative warrant liabilities and an approximately $1,500 net income on investments held in Trust account, which was partially offset by approximately $473,000 in general and administrative expenses and approximately $30,000 in administrative expenses-related party.
For the nine months ended September 30, 2021, we had net income of approximately $3.0 million, which consisted of a gain of approximately $4.0 million from the change in fair value of derivative warrant liabilities and an approximately $4,400 net income on investments held in Trust account, which was partially offset by approximately $912,000 in general and administrative expenses and approximately $90,000 in administrative expenses-related party.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures (As Restated)
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 20, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A ordinary shares subject to redemption and warrants, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to consult with such professionals in connection with accounting matters.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked financial instruments issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form
10-Q
for the period ended June 30, 2021, as filed with the SEC on August 16, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form
10-Q
for the period ended June 30, 2021, other than as described below.
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
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As disclosed in Note 2, the Company incorrectly accounted for the Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper valuation of our Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures, included in this Quarterly Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
No. 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of March 2022.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
Name:	Luke Evnin
Title:	Chief Executive Officer