Form 10-K
period 2021-12-31
TURMERIC ACQUISITION CORP.
filed 2022-03-29
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number
001-39624

TURMERIC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1555727
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares, as reported on the NASDAQ, was $101,089,760 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.92)..
As of March 28, 2022,
10,190,500 Class A ordinary shares, par value $0.0001, and 2,443,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

•	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Founders” are to Luke Evnin;

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

•
“Initial Public Offering” are to the Company’s initial public offering of units, public shares, and public warrants pursuant to the registration statements filed for the Initial Public Offering on Form
S-1
declared effective by the SEC on October 15, 2020 (SEC File
No. 333-249099)
and completed on October 20, 2021;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report, including the financial statements, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report, including the financial statements, may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following this Annual Report.

The forward-looking statements contained in this Annual Report, including the financial statements, are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business Overview
We are a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our Sponsor is Turmeric Management, LLC, a Delaware limited liability company (“Sponsor”).
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
Our Founder
Our sponsor is an affiliate of MPM, a life sciences investment firm with approximately $3.5 billion in assets under management as of December 31, 2021. MPM was co-founded
by Luke Evnin, Ph.D. and Ansbert Gadicke, M.D., and launched its first venture capital fund in 1997. Since inception, MPM has focused its investment activity exclusively in the biotechnology industry with a strategy of funding and building private development stage companies developing new medicines addressing areas of significant unmet medical need. MPM’s strategy of identifying assets and utilizing its differentiated capabilities to efficiently drive drug development through in-human
proof-of-concept (“POC”) studies has fortified MPM’s track record of creating industry-leading companies that have yielded 54 commercial products approved by the FDA. To place this achievement into context, the entire combined efforts of the pharmaceutical industry has yielded an average of 50 new drug approvals per year in the U.S. for the past five years.
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
Financial Position
As of December 31, 2021, we had approximately $98 million held in the trust account, not including the $3,421,250 of deferred underwriting fees also held in trust. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.
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
If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post- business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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
Sources of Target Businesses
Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
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
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.
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

Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provide that we have only 24 months from the closing of the Initial Public Offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $425,000 held outside the trust account as of December 31, 2021 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Credit Suisse Securities (USA) LLC did not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $425,000 as of December 31, 2021 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We were incorporated in August 2020 under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
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
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak.
The ongoing
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of
COVID-19
and the continued actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.
In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.
Finally, a sustained or prolonged
COVID-19
resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
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
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement units or any provision of the warrant agreement with respect to the private placement units, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities.
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
As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-
3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021. See Part II, Item 9A. Controls and Procedures included in this Annual Report. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
we have determined that if the Company is unable to complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our ordinary share or may make it more difficult for us to consummate an initial business combination.
We issued 3,258,333 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 138,133 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of shares represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.
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
We cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholder’s equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
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
Only approximately $425,000 was available to us as of December 31, 2021 outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which was filed as an exhibit to this Annual Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
provided
that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-
thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted
basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
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
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement units are redeemable by us (except as described below under “Description of Securities—Warrants—Public Shareholders’ Warrants— Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. Also, Matthew Roden, as Chairman, does not have day-to-day
control of our affairs and shall not be involved in our
day-to-day
operations. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers and Directors.”
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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities— Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.
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
Our sponsor owns, on an
as-converted
basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting o to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “TMPMU,” “TMPM” and “TMPMW,” respectively. Our units commenced public trading on October 20, 2020. Our Class A ordinary shares and warrants began separate trading on December 7, 2020.

(b)	Holders
On December 31, 2021, there were two holders of record of our units, two holders of record of our Class A ordinary shares, six holders of our Class B ordinary shares and two holders of record of our warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
On September 1, 2020, our Sponsor paid $25,000 to cover certain of our expenses in consideration of 2,875,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On October 12, 2020, our Sponsor effected a surrender of 431,250 Class B ordinary shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 2,875,000 to 2,443,750. Our Sponsor agreed to forfeit up to 318,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. On September 25, 2020, our Sponsor transferred 25,000 Class B ordinary shares to each of the non-employee
directors and 45,000 Class B ordinary shares to Matthew Roden, as Chairman. On September 30, 2020, our Sponsor transferred 17,500 Class B ordinary shares to Vinay Bhaskar. On April 30, 2021, the Sponsor repurchased 17,500 shares from Dr. Bhaskar, for $0.01 per share, upon Dr. Bhaskar’s resignation as the Company’s Chief Operating Officer. The underwriters fully exercised the over- allotment option on October 20, 2020; thus, these Founder Shares are no longer subject to forfeiture. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[Reserved]
Item 7. Management’s Discussion and Analysis
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Turmeric Management, LLC, a Delaware limited liability company (“Sponsor”).
The registration statement for our initial public offering (the “Initial Public Offering’) became effective on October 15, 2020. On October 20, 2020, we consummated the Initial Public Offering of 9,775,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,275,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $97.8 million, and incurring offering costs of approximately $5.9 million, inclusive of approximately $3.4 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, and one-third
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 415,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of approximately $4.2 million. Each Private Placement Unit consists of one Class A ordinary share, and one-third
of one warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants and Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable or salable until 30 days after the completion of the initial Business Combination.
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
If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or October 20, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding warrants, which will expire worthless if we fail to consummate a Business Combination within the Combination Period.
Results of Operations
Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of approximately $2.7 million, which consisted of non-operating
income of approximately $4.0 million resulting from a net gain on changes in the fair value of derivative warrant liabilities and approximately $6,500 of net income on the investments held in Trust Account, partially offset by approximately $1.4 million of general and administrative expenses, including $120,000 of administrative fees incurred with a related party.
For the period from August 28, 2020 (inception) through December 31, 2020, we had a net loss of approximately $2.9 million, which consisted of a non-operating
loss of approximately $2.4 million resulting from changes in the fair value of derivative warrant liabilities, financing costs incurred for derivative warrant liabilities of approximately $0.2 million, approximately $337,000 in general and administrative expenses, including $30,000 of administrative fees incurred with a related party, partially offset by a net gain on investments in Trust Account of approximately $800.

Liquidity and Going Concern
As of December 31, 2021, we had approximately $425,000 in our operating bank account and a working capital deficit of approximately $26,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of our Class B ordinary shares (the “Founder Shares”), a loan of approximately $64,000 from our Sponsor under a promissory note (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by October 20, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 20, 2022.
Contractual Obligations
Administrative Support Agreement
Commencing on the effective date of our prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, we agreed to reimburse our Sponsor, executive officers and directors, or their respective affiliates for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates.
We also agreed to pay (i) the Company’s
non-employee
directors an annual cash retainer of $20,000 and a
one-time
cash payment of $30,000 to be paid upon the consummation of the initial Business Combination, and (ii) our Chairman will receive an annual cash retainer of $40,000 and a one-time
cash payment of $60,000 to be paid upon the consummation of the initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of the initial Business Combination.
Underwriting Agreement
Our underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $2.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $3.4 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for the Public Warrants and Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants has subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, all of our outstanding Public Shares are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, as Class A ordinary shares subject to possible redemption.
Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average of ordinary shares outstanding during the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 3,396,833 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of December 31, 2021 and 2020, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period quarter December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of October 20, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on
Form 10-K present
fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 20, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Matthew Roden	51	Chairman
David Meeker	67	Director
Andrew Robbins	46	Director
Mitchell Finer	63	Director
Pablo Cagnoni	59	Director
Luke Evnin	58	Chief Executive Officer
Todd Foley	50	President
Ed Hurwitz	58	Chief Financial Officer
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
entity and initial portfolio optimization. From 2016- 2019, he served as Head of Strategic Corporate Development and Global BD Assessment, accountable for mergers and acquisitions (M&A), structured transactions, strategic equity investing, and divestitures, as well as leading business development search and evaluation (S&E) activities for all therapeutic categories. Dr. Roden also served on the R&D Leadership Team representing external innovation. Dr. Roden led or oversaw over 100 business development transactions that are cumulatively valued at over $125 billion, including BMS’ acquisition of Celgene, the largest acquisition in the healthcare sector to date.
Before joining BMS, Dr. Roden was a leading biotechnology equity analyst. He served as Head of Biotechnology Equity Research at UBS Investment Bank; as Senior Biotech Equity Analyst at J.P. Morgan and Bank of America Merrill Lynch; and was an Associate at Credit Suisse First Boston. In addition to his research coverage across the biotech sector, Dr. Roden and his teams provided equity research diligences and investor engagement on 24 equity offerings totaling $3.3bn in initial value from 2005-2016. He earned his Ph.D. at the Albert Einstein College of Medicine, focusing on the structural biology of immune-relevant molecules. This graduate work was preceded by his pre-doctoral
clinical research fellowship in immuno- oncology at the National Cancer Institute in Bethesda, Maryland. Dr. Roden holds a M.S. degree from Georgetown University and a B.S. from George Mason University.
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
®
, Fabrazyme
®
and Myozyme
®
. Additionally, Dr. Meeker serves as Chairman of the Board for Trevi Therapeutics and Chairman of the Board for Pharvaris, a company developing therapies for Hereditary Angioedema. Prior to his tenure with Genzyme, he was Director of the Pulmonary Critical Care Fellowship at the Cleveland Clinic and an Assistant Professor of Medicine at Ohio State University. Dr. Meeker earned his M.D. from the University of Vermont Medical School and completed the advanced management program at Harvard Business School.
We believe Dr. Meeker’s broad operational and transactional experience particularly in rare diseases make him well qualified to serve as a member of our board of directors.
Andrew Robbins, M.B.A.
, is a member of our board of directors. Mr. Robbins is an accomplished executive with extensive commercial, development and strategic leadership experience during a
20-year
career in the pharmaceutical industry, with a specific focus on oncology and hematology products. Since October 2020, he has served as the Chief Executive Officer and President of Cogent Biosciences. Inc. Prior to this, he served at Array Biopharma as the Chief Operating Officer until its acquisition by Pfizer in 2019. Prior to joining Array in 2012, Mr. Robbins held management positions at Hospira, Inc., a global pharmaceutical and medical device company. Prior to January 2007, he held commercial and leadership positions within the oncology division of Pfizer. Mr. Robbins currently serves on the board of directors of Cogent Biosciences, Turmeric Acquisition Corporation and Harpoon Therapeutics. Mr. Robbins holds an MBA from the Kellogg School of Management, Northwestern University and a bachelor’s degree from Swarthmore College.
We believe Mr. Robbins’ broad operational and transactional experience particularly in oncology make him well qualified to serve as a member of our board of directors.
Mitchell H. Finer, Ph.D.
, is a member of our board of directors. For three decades, Dr. Finer has focused on drug development utilizing the novel platforms of cell and gene therapy, cancer immunotherapy and regenerative medicine, and he has held several senior leadership roles in companies developing these therapies. Dr. Finer is the President of Research and Development at Elevate Bio, as well as CEO of Life Edit, an Elevate Bio portfolio company. He is also an Executive Partner at MPM Capital. Prior to joining MPM as an Executive Partner, Dr. Finer was the CSO of Bluebird Bio. While at MPM, he has been instrumental in founding and building several companies including as the founder and Chairman of Oncorus (NASDAQ: ONCR) and founder and the former CEO of CODA Biotherapeutics. Dr. Finer serves on several company boards, including CODA, ElevateBio, Oncorus and Abata Therapeutics. He has also served as CEO of Intracel Corporation and Genteric, CSO of Bluebird Bio, Vice President Research for Cell Genesys and the Gencell division of Aventis Pharma (now Sanofi) and Senior Vice President of Development at Novacell (now Viacyte). Dr. Finer also successfully co-founded
a retinal disease gene therapy company Avalanche Biotechnologies (now Adverum Biotechnologies). He has been named inventor on 15 issued U.S. patents in the field of engineered proteins, cells and viruses in the fields of gene therapy of orphan disease, viral vectors, regenerative medicine and immune oncology. Dr. Finer received his Ph.D. in Biochemistry and Molecular Biology from Harvard University and a B.S. in Biochemistry and Microbiology from the University of California at Berkeley. He completed a post-doctoral fellowship at the Whitehead Institute for Biomedical Research at the Massachusetts Institute of Technology.
We believe Dr. Finer’s broad operational and transactional experience make him well qualified to serve as a member of our board of directors
Pablo Cagnoni, M.D.
, is a member of our board of directors. Dr. Cagnoni has spent the last two decades earning a reputation as a leader in industrial oncology clinical development and company building. He has played a key role in the development, approval and commercialization of more than 20 life- changing treatments, including Afinitor
®
, Kyprolis
®
and Tarceva
®
. Dr. Cagnoni currently serves as President and CEO of Rubius Therapeutics. Previously, he served as President and Chief Executive Officer of Tizona Therapeutics, a privately held biotech company focused on developing next generation immunotherapies for the treatment of cancer. Dr. Cagnoni joined Tizona as the company’s first employee and grew the organization to support the filing of its first Investigational New Drug application. Prior to Tizona, he served as President of Onyx Pharmaceuticals (acquired by Amgen), where Dr. Cagnoni had global strategic oversight and accountability of the business from early product development to commercialization of the Onyx portfolio. He joined Onyx in March 2013, as Executive Vice President, Global

Research and Development and Technical Operations, and was named President in October 2013, when Onyx became an Amgen subsidiary. Previously, Dr. Cagnoni was Senior Vice President and Global Head of Clinical Development at Novartis Oncology. Earlier in his career, Dr. Cagnoni served as Assistant Professor of Medicine, University of Colorado Bone Marrow Transplant Program, where he cared for patients undergoing stem cell transplants. Dr. Cagnoni earned his medical degree from University Buenos Aires School of Medicine, and he completed his fellowship in Hematology and Oncology at the Mount Sinai Medical Center, New York and a fellowship in Stem Cell Transplantation at the University of Colorado Health Sciences Center. Dr. Cagnoni is a member of the Board of Directors for Fusion Pharmaceuticals, Repertoire Immune Medicines, Synthekine and Laronde Therapeutics.
We believe Dr. Cagnoni’s broad operational and transactional experience make him well qualified to serve as a member of our board of directors.
Luke Evnin, Ph.D.
, serves as our Chief Executive Officer. Dr. Evnin has more than 30 years of experience in healthcare investing, and is co-founder
and Managing Director of MPM Capital. Dr. Evnin
co-founded
MPM in 1997 with Ansbert Gadicke, M.D., and opened the San Francisco office in 1999. Dr. Evnin’s passion for discovering and advancing groundbreaking drug discovery companies inspires his work and that of the MPM team, which has been the driving force behind building companies such as BioMarin Pharmaceutical, CoStim Pharmaceuticals (acquired by Novartis), Epizyme, Idenix Pharmaceuticals (acquired by Merck), Idun Pharmaceuticals (acquired by Pfizer), Pacira Pharmaceuticals, Pharmasset (acquired by Gilead), Potenza Therapeutics (acquired by Astellas Pharma) and Radius Health. Dr. Evnin was the lead investor and has served on the boards of several of MPM’s investments including CoStim, Idun and Pacira. Over his career he has served on over 30 boards including nine public companies. Over the past seven years, as one key aspect of his MPM activities, Dr. Evnin has been a co-founder
of seven MPM portfolio companies including Amphivena Therapeutics, Blade Therapeutics, Harpoon Therapeutics (NASDAQ: HARP), Potenza Therapeutics, Maverick Therapeutics, Tizona Therapeutics and Werewolf Therapeutics (NASDAQ: HOWL). He has contributed as an inventor to several of these companies as well as MPM portfolio company Oncorus where he currently serves on the Board of Directors.
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
Todd Foley, M.B.A.
, serves as our President. Mr. Foley is an experienced biotech investor and executive and is a Managing Director at MPM Capital. He currently serves as Chairman of Aktis Oncology and a board member of CODA Biotherapeutics, Crossbow Therapeutics, Entrada Therapeutics (NASDAQ: TRDA), Iconic Therapeutics, Repare Therapeutics (NASDAQ: RPTX), and Tetherex Pharmaceuticals, all MPM portfolio companies. Mr. Foley’s successful exits include Semma Therapeutics, a potentially curative diabetes cell-therapy company founded by MPM and Doug Melton at Harvard, which was acquired by Vertex for $950 million in 2019 in one of the largest ever preclinical M&A deals. He guided Selexys Pharmaceuticals, as the only institutional investor and director, to a successful acquisition by Novartis for $665 million in 2016; Novartis launched the Selexys drug, Adakveo
™
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
Ed Hurwitz, J.D., M.B.A.
, serves as our Chief Financial Officer. Mr. Hurwitz is an accomplished biotech executive and investor, and is a Managing Director at MPM Capital. Mr. Hurwitz serves as Chairman of MPM portfolio companies BioIntervene, ProRavel, Protego Biopharma, and Rekindle Therapeutics and a board member of Dyne Therapeutics (NASDAQ: DYN) and Recode Therapeutics, both MPM portfolio companies.

Prior to MPM, Mr. Hurwitz was founder and Managing Director of Precision BioVentures where he founded and seeded start-up
biotechnology companies. As a Director at Alta Partners, he led 12 investments including Applied Genetic Technologies Corporation, Avid Radiopharmaceuticals (acquired by Lilly), Calistoga Pharmaceuticals (acquired by Gilead), Cara Therapeutics, FoldRx Pharmaceuticals (acquired by Pfizer), MacroGenics and Taligen Therapeutics (acquired by Alexion). Over the course of his career, Mr. Hurwitz has been a Senior Vice President and CFO of Affymetrix, a microarray supplier, and a biotech research analyst for Robertson Stephens & Company and Smith Barney Shearson. He also practiced law at Cooley Godward LLP. Mr. Hurwitz earned his J.D. and M.B.A. degrees from the University of California, Berkeley’s Boalt School of Law and Haas School of Business, and his B.A. in Molecular Biology from Cornell University.
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Luke Evnin	Twentyeight-Seven, Inc.	Biopharmaceutical	Director
	Trishula Therapeutics, Inc.	Biopharmaceutical	Director
	Werewolf Therapeutics, Inc.	Biopharmaceutical	Director
	Oncorus, Inc.	Biopharmaceutical	Director
	Blade Therapeutics, Inc.	Biopharmaceutical	Director
	Frontier Medicines Corporation	Biopharmaceutical	Director
	Digitx Partners LLC	Digital Health	Director
	Trieza Therapeutics, Inc.	Biopharmaceutical	Director
	Umoja Biopharma, Inc.	Biopharmaceutical	Director
	MPM	Biopharmaceutical Investment	Managing Director

Todd Foley	Repare Therapeutics, Inc.	Biopharmaceutical	Director
	Crossbow Therapeutics, Inc.	Biopharmaceutical	Director
	CODA Biotherapeutics, Inc.	Biopharmaceutical	Director
	Entrada Therapeutics, Inc.	Biopharmaceutical	Director
	Iconic Therapeutics	Biopharmaceutical	Director
	Tetherex Pharmaceuticals, Inc.	Biopharmaceutical	Director
	Aktis Oncology, Inc.	Biopharmaceutical	Director
	MPM	Biopharmaceutical Investment	Managing Director

Ed Hurwitz	MacroGenics, Inc.	Biopharmaceutical	Director
	Applied Genetic Technologies Corporation	Biopharmaceutical	Director
	BioIntervene, Inc.	Biopharmaceutical	Director
	ProRavel Therapeutics, Inc.	Biopharmaceutical	Director
	Protego Biopharma	Biopharmaceutical	Director
	Dyne Therapeutics, Inc.	Biopharmaceutical	Director
	ReCode Therapeutics, Inc.	Biopharmaceutical	Director
	Rekindle Therapeutics, Inc.	Biopharmaceutical	Director
	MPM	Biopharmaceutical Investment	Managing Director

Matthew Roden	Aktis Oncology, Inc.	Biopharmaceutical	CEO
	iTeos Therapeutics, Inc.	Biopharmaceutical	Director
	NextPoint Therapeutics, Inc.	Biopharmaceutical	Director
	MPM	Biopharmaceutical Investment	Executive Partner

David Meeker	Rhythm Pharmaceuticals	Biopharmaceutical	President and Chief Executive Officer
	Pharvaris	Biopharmaceutical	Director
	Trevi Therapeutics	Biopharmaceutical	Director

Individual	Entity	Entity’s Business	Affiliation
Andrew Robbins	Cogent Biosciences, Inc.	Biopharmaceuticals	President, CEO and Director
	Harpoon Therapeutics	Biopharmaceutical	Director

Mitchell Finer	Oncorus, Inc.	Biopharmaceutical	Chairman
	CODA Biotherapeutics, Inc.	Biopharmaceutical	Director
	ElevateBio LLC	Biopharmaceutical	President of R&D
	Life Edit Inc.	Biopharmaceutical	CEO and Director
	MPM	Biopharmaceutical Investment	Executive Partner
	Abata Therapeutics, Inc.	Biopharmaceutical	Director

Pablo Cagnoni	Fusion Pharmaceuticals, Inc.	Biopharmaceuticals	Director
	Repertoire Immune Medicines, Inc.	Biopharmaceutical	Director
	Laronde Therapeutics	Biopharmaceutical	Director
	Rubius Therapeutics, Inc.	Biopharmaceutical	President, CEO and Director
	Synthekine	Biopharmaceutical	Director
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
day-to-day
operations.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the required time period, the private placement units and the underlying securities will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units, the private placement shares, the private placement units and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrant directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2021, with respect to our ordinary shares held by:

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

	Class B ordinary shares (2)			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Turmeric Management, LLC (our sponsor)(3)	2,298,750		99.06%	415,500	4.07%	21.48%
Sculptor Capital LP (4)	—		—	846,573	8.31%	6.70%
Glazer Capital, LLC(5)	—		—	733,561	7.20%	5.80%
Echo Street Capital Management LLC(6)	—		—	696,264	6.83%	5.51%
Matthew Roden	45,000		*	—	—	*
David Meeker	25,000		*	—	—	*
Andrew Robbins	25,000		*	—	—	*
Mitchell Finer	25,000		*	—	—	*
Pablo Cagnoni	25,000		*	—	—	*
Luke Evnin	2,298,750	(3)	99.06%	415,500	4.07%	21.48%
Todd Foley	—		—	—	—	—
Ed Hurwitz	—		—	—	—	—
All officer and directors as a group (8 individuals)	2,443,750		100.0%	415,500	4.07%	22.63%

*	Less than one percent (1%)
(1)	Unless otherwise noted, the business address of each of our shareholders is 450 Kendall Street, Cambridge, Massachusetts 02142.
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

(6)
The shares reported above are held by Echo Street Capital Management LLC (“Echo Street”) on behalf of certain advisory clients. Greg Poole serves as the Managing Member of Echo Street, with respect to the shares held by the advisory clients, and may be deemed to be the beneficial owner of the ordinary shares of the Company. The business address of Echo Street is 12 E. 49th Street, 44th Floor, New York, NY 10017.

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

Equity Compensation Plans
As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.
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
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, other than the annual cash retainer and bonus for non-employee
directors and the Chairman described Item 11 of this Annual Report. However, these individuals will be reimbursed for any out-
of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement units, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021, no Working Capital Loans were outstanding.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $86,005 and $89,095, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the year ended December 31, 2021 and the period from August 28, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the year ended December 31, 2021 and the period from August 28, 2020 (inception) through December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the year ended December 31, 2021 and the period from August 28, 2020 (inception) through December 31, 2020.
Pre-Approval
Policy.
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-
audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID NUMBER 100)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from August 28, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2021 and for the Period from August 28, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from August 28, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended

4.2	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

4.3	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

4.4	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

4.5	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

10.1	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated herein by reference to Exhibit 10.4 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

10.4	Administrative Services Agreement between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.5 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

10.5	Private Placement Unit Purchase Agreement between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 8-K filed (SEC File No. 001-39624) filed with the SEC on October 21, 2020)

10.6	Form of Indemnity Agreement. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Form S-1 filed (SEC File No. 333-249099) filed with the SEC on October 6, 2020)

21.1	List of Subsidiaries

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2022.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
Name: Luke Evnin Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Luke Evnin Luke Evnin	Chief Executive Officer (Principal Executive Officer)	March 28, 2022

/s/ Ed Hurwitz Ed Hurwitz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022

/s/ Andrew Robbins Andrew Robbins	Director	March 28, 2022

/s/ David Meeker David Meeker	Director	March 28, 2022

/s/ Mitchell H. Finer Mitchell H. Finer	Director	March 28, 2022

/s/ Pablo Cagnoni Pablo Cagnoni	Director	March 28, 2022

/s/ Matthew Roden Matthew Roden	Chairman and Director	March 28, 2022

TURMERIC ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID NUMBER 100)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from August 28, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholder’s Deficit for the Year Ended December 31, 2021 and for the Period from August 28, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from August 28, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Turmeric Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Turmeric Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 20, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
March
28
, 2022
PCAOB ID NUMBER 100

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TURMERIC ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$425,270	$1,196,877
Prepaid expenses	121,204	277,834

Total current assets	546,474	1,474,711
Investments held in Trust Account	97,757,245	97,750,790

Total Assets	$98,303,719	$99,225,501

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable	$215,764	$6,678
Accrued expenses	329,151	124,837
Due to related party	27,900	—

Total current liabilities	572,815	131,515
Derivative warrant liabilities	2,309,850	6,327,810
Deferred underwriting commissions	3,421,250	3,421,250

Total Liabilities	6,303,915	9,880,575
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,775,000 shares at redemption value of $10.00 per share as of December 31, 2021 and 2020	97,750,000	97,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 415,500 shares issued and outstanding as of December 31, 2021 and 2020	42	42
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,443,750 shares issued and outstanding as of December 31, 2021 and 2020	244	244
Additional paid-in capital	—	—
Accumulated deficit	(5,750,482)	(8,405,360)

Total Shareholders’ Deficit	(5,750,196)	(8,405,074)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$98,303,719	$99,225,501

The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from August 28, 2020 (inception) through December 31, 2020

Operating expenses:
General and administrative expenses	$1,249,537	$306,671
Administrative fee—related party	120,000	30,000

Loss from operations	(1,369,537)	(336,671)
Other (expense) income:
Change in fair value of derivative warrant liabilities	4,017,960	(2,352,130)
Financing cost—derivative warrant liabilities	—	(222,869)
Net income earned on investments held in Trust Account	6,455	790

Net income (loss)	$2,654,878	$(2,910,880)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	10,190,500	6,097,594

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.21	$(0.35)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	2,443,750	2,315,727

Basic and diluted net income (loss) per share, Class B, ordinary shares	$0.21	$(0.35)

The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	415,500	$42	2,443,750	$244	$—	$(8,405,360)	$(8,405,074)
Net income	—	—	—	—	—	2,654,878	2,654,878

Balance—December 31, 2021	415,500	$42	2,443,750	$244	$—	$(5,750,482)	$(5,750,196)

	For the Period from August 28, 2020 (inception) through December 31, 2020
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,443,750	244	24,756	—	25,000
Sale of private placement shares to Sponsor	415,500	42	—	—	3,991,528	—	3,991,570
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,016,284)	(5,494,480)	(9,510,764)
Net loss	—	—	—	—	—	(2,910,880)	(2,910,880)

Balance—December 31, 2020	415,500	$42	2,443,750	$244	$—	$(8,405,360)	$(8,405,074)

The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from August 28, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,654,878	$(2,910,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under note payable	—	23,500
Net income earned on investments held in Trust Account	(6,455)	(790)
Change in fair value of derivative warrant liabilities	(4,017,960)	2,352,130
Financing cost—derivative warrant liabilities	—	222,869
Changes in operating assets and liabilities:
Prepaid expenses	156,630	(277,834)
Accounts payable	209,086	6,678
Accrued expenses	204,314	79,837
Due to related party	27,900	—

Net cash used in operating activities	(771,607)	(479,490)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(97,750,000)

Net cash used in investing activities	—	(97,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(88,747)
Proceeds received from initial public offering, gross	—	97,750,000
Proceeds received from private placement, gross	—	4,155,000
Offering costs paid	—	(2,389,886)

Net cash provided by financing activities	—	99,426,367

Net change in cash and cash equivalents	(771,607)	1,196,877
Cash and cash equivalents- beginning of the period	1,196,877	—

Cash and cash equivalents- end of the period	$425,270	$1,196,877

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$45,000
Deferred underwriting commissions	$—	$3,421,250
The accompanying notes are an integral part of these financial statements.

TURMERIC ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Note
1-Description
of Organization, Business Operations and Basis of Presentation
Turmeric Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 28, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $97.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a shareholder vote, a majority of the ordinary shares voted at a general meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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
If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate a Business Combination within the Combination Period.
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
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $425,000 in the operating bank account and a working capital deficit of approximately $26,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares (as defined below in Note 4), the loan of approximately $64,000 from the Sponsor under the Note (as defined below in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition and mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022. The Company intends to complete a business combination in this timeframe.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and December 31, 2020, the
 Company had approximately
$425,000 and $1,197,000 cash equivalents, respectively.

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net income earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets, except for derivative warrant liabilities (See Note 9).
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to

ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model, and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each subsequent measurement date. The fair value of Public Warrants has subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 9,775,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method views the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 3,396,833 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2021		For the Period from August 28, 2020 (inception) through December 31, 2020

	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,141,364	$513,514	$(2,109,674)	$(801,206)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,190,500	2,443,750	6,097,594	2,315,727

Basic and diluted net income (loss) per ordinary share	$0.21	$0.21	$(0.35)	$(0.35)

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Related Party Loans
On September 1, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $89,000 under the Note and repaid in full on October 20, 2020. As of December 31, 2021, the Note was no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred $120,000, and $30,000 in expenses in connection with services during the year ended December 31, 2021, and for the period from August 28, 2020 (inception) through December 31, 2020, respectively, included in administrative fee-related party on the accompanying statements of operations. As of December 31, 2021 and December 31, 2020, there was approximately $27,900 and $0 balance outstanding included in due to related party on the accompanying balance sheets, respectively.
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
The Company also agreed to pay (i) the Company’s
non-employee
directors who will receive an annual cash compensation of $20,000 and a one-time
cash payment of $30,000 to be paid upon the consummation of the initial Business Combination, and (ii) Matthew Roden, as Chairman, will receive an annual cash retainer of $40,000 and a one-time
cash payment of $60,000 to be paid upon the consummation of the initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or their respective affiliates, prior to completion of the initial Business Combination.
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
Note 6—Derivative Warrant Liabilities
As of December 31, 2021 and December 31, 2020, the Company had 3,258,333 Public Warrants and 138,500 Private Warrants outstanding.
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

•
if, and only if, the last reported sales price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2021 and 2020, there were 9,775,000 Class A ordinary shares subject to possible redemption.
As of December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$97,750,000
Less:
Fair value of Public Warrants at issuance	(3,812,250)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,698,514)
Plus:
Accretion of carrying value to redemption value	9,510,764

Class A ordinary share subject to possible redemption	$97,750,000

Note 8—Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 10,190,500 Class A ordinary shares issued and outstanding, of which 9,775,000 shares were subject to possible redemption that were classified as temporary equity in the accompanying balance sheets (see Note 7).
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
Note 9—Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,757,245	$—	$—	$97,757,245
Liabilities:
Derivative warrant liabilities—Public warrants	2,215,670	—	—	2,215,670
Derivative warrant liabilities—Private warrants	—	—	94,180	94,180

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,750,790	$—	$—	$97,750,790
Liabilities:
Derivative warrant liabilities—Public warrants	6,060,500	—	—	6,060,500
Derivative warrant liabilities—Private warrants	—	—	267,310	267,310

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market. There were no transfers between levels of the hierarchy during the year ended December 31, 2021.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model, and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each subsequent measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, beginning in December 2020.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The

Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	December 31, 2021	December 31, 2020

Exercise price	$11.50	$11.50
Stock Price	$9.82	$10.00
Option term (in years)	5.00	5.00
Volatility	12%	27%
Risk-free interest rate	1.25%	0.36%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs for year ended December 31, 2021 and 2020 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$267,310
Change in fair value of derivative warrant liabilities	(173,130)

Level 3 derivative warrant liabilities at December 31, 2021	$94,180

Derivative warrant liabilities at August 28, 2020 (inception)	$—
Issuance of Public and Private Warrants	3,975,680
Transfer of Public Warrants to Level 1 measurement	(6,060,500)
Change in fair value of derivative warrant liabilities	2,352,130

Derivative warrant liabilities at December 31, 2020	$267,310

Note 10—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date and through the date the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.