Form 10-Q
period 2022-06-30
TURMERIC ACQUISITION CORP.
filed 2022-08-12
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
 12,
2022, 10,190,500 Class A ordinary shares, par value $0.0001, and 2,443,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

TURMERIC ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
TURMERIC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets :
Cash and cash equivalents	$17,559	$425,270
Prepaid expenses	69,622	121,204

Total current assets	87,181	546,474
Investments held in Trust Account	97,826,318	97,757,245

Total Assets	$97,913,499	$98,303,719

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities :
Accounts payable	$217,111	$215,764
Accrued expenses	486,545	329,151
Due to related party	20,000	27,900

Total current liabilities	723,656	572,815
Derivative warrant liabilities	237,780	2,309,850
Deferred underwriting commissions	3,421,250	3,421,250

Total Liabilities	4,382,686	6,303,915
Commitments and Contingencies :
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,775,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	97,750,000	97,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 415,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	42	42
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,443,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	244	244
Additional paid-in capital	—	—
Accumulated deficit	(4,219,473)	(5,750,482)

Total Shareholders’ Deficit	(4,219,187)	(5,750,196)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$97,913,499	$98,303,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$169,893	$257,726	$550,134	$438,715
Administrative fee - related party	30,000	30,000	60,000	60,000

Loss from operations	(199,893)	(287,726)	(610,134)	(498,715)
Other income:
Change in fair value of derivative warrant liabilities	882,200	294,637	2,072,070	3,188,870
Income earned on investments held in Trust Account	67,629	1,476	69,073	2,920

Net income	$749,936	$8,387	$1,531,009	$2,693,075

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	10,190,500	10,190,500	10,190,500	10,190,500

Basic and diluted net income per share, Class A ordinary shares	$0.06	$—	$0.12	$0.21

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	2,443,750	2,443,750	2,443,750	2,443,750

Basic and diluted net income per share, Class B, ordinary shares	$0.06	$—	$0.12	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three and Six Months Ended June 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	415,500	$42	2,443,750	$244	$—	$(5,750,482)	$(5,750,196)
Net income	—	—	—	—	—	781,073	781,073

Balance - March 31, 2022 (unaudited)	415,500	42	2,443,750	244	—	(4,969,409)	(4,969,123)
Net income	—	—	—	—	—	749,936	749,936

Balance - June 30, 2022 (unaudited)	415,500	$42	2,443,750	$244	$—	$(4,219,473)	$(4,219,187)

	For The Three and Six Months Ended June 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	415,500	$42	2,443,750	$244	$—	$(8,405,360)	$(8,405,074)
Net income	—	—	—	—	—	2,684,688	2,684,688

Balance - March 31, 2021 (unaudited)	415,500	42	2,443,750	244	—	(5,720,672)	(5,720,386)
Net income	—	—	—	—	—	8,387	8,387

Balance - June 30, 2021 (unaudited)	415,500	$42	2,443,750	$244	$—	$(5,712,285)	$(5,711,999)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,531,009	$2,693,075
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(69,073)	(2,920)
Change in fair value of derivative warrant liabilities	(2,072,070)	(3,188,870)
Changes in operating assets and liabilities:
Prepaid expenses	51,582	60,961
Accounts payable	1,347	51,937
Accrued expenses	157,394	(20,944)
Due to related party	(7,900)	20,000

Net cash used in operating activities	(407,711)	(386,761)

Net change in cash and cash equivalents	(407,711)	(386,761)
Cash and cash equivalents - beginning of the period	425,270	1,196,877

Cash and cash equivalents - end of the period	$17,559	$810,116

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Turmeric Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 28, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Turmeric Management, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on October 15, 2020. On October 20, 2020, the Company consummated its Initial Public Offering of 9,775,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,275,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $97.8 million, and incurring offering costs of approximately $5.9 million, inclusive of approximately $3.4 million in deferred underwriting commissions (see Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 415,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of approximately $4.2 million (see Note 4).
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
The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a shareholder vote, a majority of the ordinary shares voted at a general meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying
 unaudited
condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Going Concern Consideration and Capital Resources
As of June 30, 2022, the Company had approximately $18,000 in the operating bank account and a working capital deficit of approximately $637,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares (as defined below in Note 4), the loan of approximately $64,000 from the Sponsor under the Note (as defined below in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had approximately $18,000 and $425,000 of cash equivalents, respectively.
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
non-operating
expenses in the

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 9,775,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period. The calculation of diluted net income per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 3,396,833 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$604,881	$145,055	$6,765	$1,622
Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,190,500	2,443,750	10,190,500	2,443,750

Basic and diluted net income per ordinary share	$0.06	$0.06	$—	$—

	For The Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,234,877	$296,132	$2,172,173	$520,902
Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,190,500	2,443,750	10,190,500	2,443,750

Basic and diluted net income per ordinary share	$0.12	$0.12	$0.21	$0.21

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 - Initial Public Offering
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
4
 -
Related
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
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of(A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred $30,000 in expenses in connection with these services during the three months ended June 30, 2022 and 2021, which are included in administrative fee-related
party on the accompanying condensed statements of operations. The Company incurred $60,000 in expenses in connection with these services during the six months ended June 30, 2022 and 2021, which are included in administrative fee-related
party on the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, amounts of approximately $20,000 and $27,900 are outstanding, respectively, in connection with these services, included in due to related party on the accompanying condensed balance sheets.
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
5
 -
Commitments
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
6
 -
Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 3,396,833 warrants outstanding, comprised of 3,258,333 Public Warrants and 138,500 Private Warrants.
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

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private placement units):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

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
 -
Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 9,775,000 Class A ordinary shares subject to possible redemption.
As of June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$97,750,000
Less:
Fair value of Public Warrants at issuance	(3,812,250)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,698,514)
Plus:
Accretion of carrying value to redemption value	9,510,764

Class A ordinary share subject to possible redemption	$97,750,000

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  Note
8-Shareholders’
Deficit
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 10,190,500 Class A ordinary shares issued and outstanding, of which 9,775,000 shares were subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 7).
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
Note
9-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,826,318	$—	$—	$97,826,318
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$228,080	$—	$228,080
Derivative warrant liabilities - Private warrants	$—	$—	$9,700	$9,700

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$97,757,245	$—	$—	$97,757,245
Liabilities:
Derivative warrant liabilities - Public warrants	$2,215,670	$—	$—	$2,215,670
Derivative warrant liabilities - Private warrants	$—	$—	$94,180	$94,180
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the year ended December 31, 2021. The estimated fair value of the Public Warrants was transferred from a Level 1 to a Level 2 measurement during the quarter ending June 30, 2022 due to no active trading on the measurement date.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value Private Placement Warrants have been estimated using a Monte Carlo simulation model at each subsequent measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended June 30, 2022 and 2021, the Company recognized a gain of approximately $8.8 million and $295,000 resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited
condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain of approximately $2.1 million and $3.2 million resulting from a decrease in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited
condensed statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.93	$9.82
Option term (in years)	5.00	5.00
Volatility	0.8%	12%
Risk-free interest rate	2.97%	1.25%
The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2022 and 2021, is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2021	$94,180
Change in fair value of derivative warrant liabilities	(48,470)

Level 3 derivative warrant liabilities at March 31, 2022	45,710
Change in fair value of derivative warrant liabilities	(36,010)

Level 3 derivative warrant liabilities at June 30, 2022	$9,700

TURMERIC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 3 derivative warrant liabilities at December 31, 2020	$267,310
Change in fair value of derivative warrant liabilities	(124,650)

Level 3 derivative warrant liabilities at March 31, 2021	142,660
Change in fair value of derivative warrant liabilities	(1,390)

Level 3 derivative warrant liabilities at June 30, 2021	$141,270

Note 10 - Subsequent Events
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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $18,000 in our operating bank account and a working capital deficit of approximately $637,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of our Class B ordinary shares (the “Founder Shares”), a loan of approximately $64,000 from our Sponsor under a promissory note (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on October 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by October 20, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 20, 2022.
Results of Operations
Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had a net income of approximately $750,000, which consisted of non-operating
income of approximately $882,000 resulting from changes in fair value of derivative warrant liabilities and approximately $68,000 income from investments held in Trust account, partially offset by approximately $170,000 in general and administrative expenses, and $30,000 in administrative expenses - related party.
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
For the six months ended June 30, 2022, we had a net income of approximately $1.5 million, which consisted of non-operating
income of approximately $2.1 million resulting from changes in fair value of derivative warrant liabilities and approximately $69,000 income from investments held in Trust account, partially offset by approximately $550,000 in general and administrative expenses and $60,000 in administrative expenses - related party.
For the six months ended June 30, 2021, we had net income of approximately $2.7 million, which consisted of a gain of approximately $3.2 million from the change in fair value of derivative warrant liabilities and an approximately $3,000 net gain on investments held in Trust account, which was partially offset by approximately $439,000 in general and administrative expenses and approximately $60,000 in administrative expenses - related party.

Contractual Obligations
Administrative Support Agreement
Commencing on the effective date of our prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We incurred $30,000 in expenses in connection with these services during the three months ended June 30, 2022 and 2021, which are included in administrative fee-related
party on the accompanying unaudited condensed statements of operations. We incurred $60,000 in expenses in connection with these services during the six months ended June 30, 2022 and 2021, which are included in administrative fee-related
party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, amounts of approximately $20,000 and $27,900 are outstanding, respectively, in connection with these services, included in due to related party on the accompanying condensed balance sheets.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 29, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period quarter June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-Q as filed with the SEC on May 13, 2022.
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

PART III
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
Name:	Luke Evnin
Title:	Chief Executive Officer