Form 10-K/A
period 2021-12-31
TURMERIC ACQUISITION CORP.
filed 2022-09-16
CIK 1823524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM -__________ TO __________
COMMISSION FILE NUMBER
001-39624

TURMERIC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1555727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

450 Kendall St Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617)
425-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	TMPMU	The Nasdaq Capital Markets
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	TMPMW	The Nasdaq Capital Markets
Class A Ordinary Shares included as part of the units	TMPM	The Nasdaq Capital Markets
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act. (Check one):

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
of the Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares, as reported on the NASDAQ, was $96,968,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.92).
As of March 28, 2022, 9,775,000 Class A ordinary shares, par value $0.0001, and 2,443,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York	PCAOB ID Number: 100

EXPLANATORY NOTE
Turmeric Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form
10-K/A
(the “Amendment”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “Original Filing”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial and accounting officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
In accordance with interpretation 246.13 in the Regulation
S-K
section of the SEC’s “Compliance & Disclosure Interpretations,” the Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in the Amendment, paragraph 3 of each of the certifications set forth in the exhibits has been omitted.
The Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form
10-K/A:
(3) Exhibits
We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index.

Exhibit	Description

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2022.

TURMERIC ACQUISITION CORP.

By:	/s/ Luke Evnin
	Name:	Luke Evnin
	Title:	Chief Executive Officer
(Principal Executive Officer)